Form 10-K
period 2005-09-30
National RMBS Trust 2004-1
filed 2005-12-23
CIK 1304362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   September 30, 2005

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 333-64124-01

National RMBS Trust 2004-1

(Exact name of Registrant as specified in its charter)

Commonwealth of Australia	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o           National Global MBS Manager Pty Ltd

Level 24

500 Bourke Street

MELBOURNE VICTORIA 3000, AUSTRALIA

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (011) 61 3 8641 0296

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference its investors’ quarterly reports filed on Form 8-K for the quarterly payment dates in December 2004, March 2005, June 2005 and September 2005, which contain all financial information related to the Trust relevant to the holders of the Class A-1 notes and Class A-3 notes (collectively, the “Noteholders”),  pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.

*                *               *

This Annual Report on Form 10-K relates to the National RMBS Trust 2004-1 (the “Trust”) and the Mortgage Backed Floating Rate Notes, Series 2004-1, Class A-1 notes (the “Class A-1 notes”) and Class A-3 notes (the “Class A-3 notes”) issued pursuant to the Note Trust Deed dated as of November 28, 2004 (the “Note Trust Deed”), between Perpetual Trustee Company Limited (the “Issuer Trustee”), National Global MBS Manager Pty Ltd (the “Global Trust Manager”) and The Bank of New York (the “Note Trustee”).  Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A-1 notes and the Class A-3 notes.

The information required for some items in Form 10-K is “not applicable” to the Trust or the Global Trust Manager. As used in this Annual Report filed on Form 10-K, “not applicable” or “Not Applicable” means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Securities and Exchange Commission’s staff with respect to substantially similar certificates and trusts that filed annual reports on Form 10-K.

PART I

Item 1.                    Business.

The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Prospectus Supplement and accompanying Prospectus on Form 424B5 (File No. 333-64124-01) (the “Prospectus”). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.                    Properties.

The Trust does not have any physical properties.

Item 3.                    Legal Proceedings.

There were no material legal proceedings involving any of the Trust, the Global Trust Manager or the Issuer Trustee which were pending during the fiscal year covered by this Report.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)        Item 201 of Regulation S-K:

(i)   Market Information.  The Class A-1 and A-3 notes are not traded on any nationally recognized exchange in the United States.  The Class A-1 and A-3 notes are listed on the Luxembourg Stock Exchange.

(ii)   Holders.  As of September 30, 2005 there were less than 300 holders of record of the Class A-1 notes and Class A-3 notes.

(iii)   Dividends.  Not applicable.  (Information as to distributions to Noteholders is provided in the Registrant’s filings on Form 8-K.)

(iv)  Securities Authorized for Issuance Under Equity Compensation Plans.  Not applicable.

(b)        Item 701 of Regulation S-K.  Not applicable.

(c)        Item 703 of Regulation S-K.  Not applicable as the Registrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

Item 6.                    Selected Financial Data.

The regular investors’ quarterly report, which is required to be included with each quarterly distribution of the Trust’s assets to Noteholders, sets forth all of the relevant financial information required by the Supplemental Deed to be reported to Noteholders.

The investors’ quarterly reports for the quarterly payment dates in December 2004, March 2005, June 2005 and September 2005 filed on Form 8-K are incorporated herein by reference.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the investors’ quarterly reports (filed under Current Reports on Form 8-K) as described above.

Item 7A                  Quantitative and Qualitative Disclosures about Market Risk.

Currency Exchange Rate Risk

The Issuer Trustee will receive payments from the borrowers and the fixed rate swap and basis swap providers on the mortgage loans in Australian dollars calculated, in the case of the swap providers, by reference to the Australian bank bill rate, and make payments to holders of the Class A-1 notes in U.S. dollars calculated, in the case of interest, by reference to LIBOR, and make payments to holders of the Class A-3 notes in Euros calculated, in the case of interest, by reference to EURIBOR. Under the currency swaps, the currency swap providers will exchange Australian dollar obligations for U.S. dollars or Euros, and in the case of interest, amounts calculated by reference to the Australian bank bill rate for amounts calculated by reference to LIBOR or EURIBOR. If a currency swap provider fails to perform its obligations or if a currency swap is terminated, the Issuer Trustee might have to exchange the relevant amount of its Australian dollars for U.S. dollars or Euros and its Australian bank bill rate obligations for LIBOR or EURIBOR obligations at a rate that does not provide sufficient U.S. dollars or Euros (as the case may be) to make payments in full to holders of the Class A-1 notes and Class A-3 notes (as the case may be).

Item 8.                    Financial Statements and Supplementary Data.

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Class A-1 notes and Class A-3 notes are essentially “pass-through” securities, the Trust will have “income” only in the limited sense of collecting payments on the residential mortgage loans. The only material items of “expense” for the Trust will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The investor quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the “income” and “expenses” of the Trust.

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Not applicable.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Not applicable.

Item 11.                 Executive Compensation.

Not applicable.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 201(d) of Regulation S-K: Not applicable.

Information required by Item 403 of Regulation S-K: Not applicable.

Item 13.                 Certain Relationships and Related Transactions.

Not applicable.

Item 14.                 Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a) (1) and (2):

A copy of the Servicer Officer’s Certificate of Compliance is attached hereto as Exhibit No. 99.1. A copy of the Custodial Services Agreed-Upon Procedures Report is attached hereto as Exhibit No. 99.3.

(a) (3) EXHIBITS:

Designation	Description	Method of Filing

Exhibit 3.1	Certificate of Registration of a Body Corporate as a Company of National Global MBS Manager Pty Ltd (Filed as Exhibit 3.1 to Registration Statement on Form S-3/A filed on June 23, 2004 with the Securities and Exchange Commission (the “Commission”) (File No. 333-64124)).	3.1

Exhibit 3.2	Constitution of National Global MBS Manager Pty Ltd (Filed as Exhibit 3.2 to Registration Statement on Form S-3/A filed on June 23, 2004 with the Commission (File No. 333-64124)).	3.2

Exhibit 4.3	Supplemental Deed, dated September 28, 2004, among Perpetual Trustee Company Limited, as Issuer Trustee (the “Issuer Trustee”), National Global MBS Manager Pty Ltd, as Global Trust Manager, (the “Global Trust Manager”), National Australia Bank Limited, as Seller and Servicer, and P.T. Limited, as Security Trustee. (Filed as Exhibit 4.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	4.3

Exhibit 4.7	Note Trust Deed, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, and The Bank of New York, New York, as Note Trustee, Class A-1 Note Registrar and Class A-3 Note Registrar (Filed as Exhibit 4.7 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	4.7

Exhibit 4.8	Agency Agreement, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, The Bank of New York, New York, as Note Trustee, Class A-1 Note Registrar, Class A-3 Note Registrar and Principal Paying Agent, The Bank of New York, London Branch, as London Paying Agent and Calculation Agent, and Deutsche Bank Luxembourg S.A., as Luxembourg Paying Agent. (Filed as Exhibit 4.8 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	4.8

Exhibit 10.2	Liquidity Facility Agreement, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, and National Australia Bank Limited, as Liquidity Facility Provider. (Filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	10.2

Exhibit 10.3	Redraw Facility Agreement, dated September 28, 2004, among the	10.3

Issuer Trustee, the Global Trust Manager, and National Australia Bank Limited, as Redraw Facility Provider. (Filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).

Exhibit 10.4.1	Fixed/Basis Swap, dated September 28, 2004, among National Australia Bank Limited, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.1 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	10.4.1

Exhibit 10.4.2	Currency Swap, dated September 28, 2004, among The Royal Bank of Scotland plc, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.2 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	10.4.2

Exhibit 10.4.3	Currency Swap, dated September 28, 2004, among Societe Generale Australia Branch, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).	10.4.3

Exhibit 31	Section 302 Certification	31

Exhibit 99.1	The Servicer Officer’s Certificate of Compliance	99.1

Exhibit 99.2	Independent Auditor’s Annual Servicer’s Compliance Certificate	99.2

Exhibit 99.3	Custodial Services Agreed-Upon Procedures Report	99.3

(b)  On January 4, 2005, March 23, 2005, July 1, 2005 and October 3, 2005 reports on Form 8-K were filed by the Global Trust Manager in order to provide the statements for quarterly distributions to the Noteholders. On October 13, 2004 a report on Form 8-K was filed by the Global Trust Manager which included as exhibits certain documents related to the issuance of the Class A-1 notes and Class A-3 notes. No other reports on Form 8-K have been filed during the last fiscal year covered by this Report.

(c)  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed by on its behalf by the undersigned, thereunto duly authorized.

National RMBS Trust 2004-1

By: National Global MBS Manager Pty Ltd
(as trust manager)
Date: December 23, 2005

/s/ Bruce T. Richards
	Name:	Bruce T. Richards
	Title:	Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been, or will be, sent to Noteholders.

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 3.1	Certificate of Registration of a Body Corporate as a Company of National Global MBS Manager Pty Ltd (Filed as Exhibit 3.1 to Registration Statement on Form S-3/A filed on June 23, 2004 with the Securities and Exchange Commission (the “Commission”) (File No. 333-64124)).*	3.1

Exhibit 3.2	Constitution of National Global MBS Manager Pty Ltd (Filed as Exhibit 3.2 to Registration Statement on Form S-3/A filed on June 23, 2004 with the Commission (File No. 333-64124)).*	3.2

Exhibit 4.3	Supplemental Deed, dated September 28, 2004, among Perpetual Trustee Company Limited, as Issuer Trustee (the “Issuer Trustee”), National Global MBS Manager Pty Ltd, as Global Trust Manager, (the “Global Trust Manager”), National Australia Bank Limited, as Seller and Servicer, and P.T. Limited, as Security Trustee. (Filed as Exhibit 4.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	4.3

Exhibit 4.7	Note Trust Deed, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, and The Bank of New York, New York, as Note Trustee, Class A-1 Note Registrar and Class A-3 Note Registrar (Filed as Exhibit 4.7 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	4.7

Exhibit 4.8	Agency Agreement, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, The Bank of New York, New York, as Note Trustee, Class A-1 Note Registrar, Class A-3 Note Registrar and Principal Paying Agent, The Bank of New York, London Branch, as London Paying Agent and Calculation Agent, and Deutsche Bank Luxembourg S.A., as Luxembourg Paying Agent. (Filed as Exhibit 4.8 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	4.8

Exhibit 10.2	Liquidity Facility Agreement, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, and National Australia Bank Limited, as Liquidity Facility Provider. (Filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	10.2

Exhibit 10.3	Redraw Facility Agreement, dated September 28, 2004, among the Issuer Trustee, the Global Trust Manager, and National Australia Bank Limited, as Redraw Facility Provider. (Filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	10.3

Exhibit 10.4.1	Fixed/Basis Swap, dated September 28, 2004, among National Australia Bank Limited, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.1 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	10.4.1

* Incorporated herein by reference.

Exhibit 10.4.2	Currency Swap, dated September 28, 2004, among The Royal Bank of Scotland plc, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.2 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	10.4.2

Exhibit 10.4.3	Currency Swap, dated September 28, 2004, among Societe Generale Australia Branch, as Party A, Perpetual Trustee Company Limited, as Party B, and the Global Trust Manager. (Filed as Exhibit 10.4.3 to Current Report on Form 8-K filed on October 13, 2004 with the Commission (File No. 333-64124-01)).*	10.4.3

Exhibit 31	Section 302 Certification	31

Exhibit 99.1	The Servicer Officer’s Certificate of Compliance	99.1

Exhibit 99.2	Independent Auditor’s Annual Servicer’s Compliance Certificate	99.2

Exhibit 99.3	Custodial Services Agreed-Upon Procedures Report	99.3

* Incorporated herein by reference.